Form 10-K
period 2009-12-31
WACHOVIA ASSET SECURITIZATION INC AST BACK NTS SER 2003-HE1
filed 2010-03-31
CIK 1224157

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
For the fiscal year ended December 31, 2009
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
By: /s/ Bridget Nelson
Dated: March 31, 2010
Bridget Nelson
Senior Vice President
Wachovia Bank, National Association
Name:
Title:
As Servicer
senior officer in charge of the servicing function
Item 14. Principal Accounting Fees and Services.
Not Applicable.
a) 1. Not Applicable.
Item 15. Exhibits, Financial Statement Schedules.
2. Not Applicable.
3. Exhibits.
b) See (a) 3 above.
c) Not Applicable.
PART IV
31.1 Sarbanes-Oxley Certification
99.1 Independent Accountant's Report for the year ended December 31, 2009
99.2 Management Assertion as to compliance with minimum servicing standards for the year ended December 31, 2009
99.3 Annual Statement as to Compliance for the year ended December 31, 2009
Exhibit Index
31.1 Sarbanes-Oxley Certification
99.1 Independent Accountant's Report for the year ended December 31, 2009
99.2 Management Assertion as to compliance with minimum servicing standards for the year ended December 31, 2009
99.3 Annual Statement as to Compliance for the year ended December 31, 2009